Form 10-K
period 2006-12-31
GS Auto Loan Trust 2006-1
filed 2007-03-30
CIK 1369690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 333-132001-01



                            GS AUTO LOAN TRUST 2006-1
          (Exact Name of Issuing Entity as Specified in its Character)

                   GOLDMAN SACHS ASSET BACKED SECURITIES CORP.
              (Exact Name of Depositor as Specified in its Charter)

                         GOLDMAN SACHS MORTGAGE COMPANY
              (Exact Name of Sponsor as Specified in its Character)


                                                           51-6577765
      State of Delaware                                    02-0678069
(State or Other Jurisdiction of Organization   (IRS Employer Identification Nos.
of the Registrant and the Issuing Entity)      of Issuing Entity and Registrant,
                                                          respectively)

85 Broad Street
New York, New York                                           10004
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's Telephone Number, Including Area Code: (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by Reference: None.

                                     PART I

     THE  FOLLOWING   ITEMS  HAVE  BEEN  OMITTED  IN  ACCORDANCE   WITH  GENERAL
INSTRUCTION J TO FORM 10-K:

        (A) Item 1.  BUSINESS

        (B) Item 1A. RISK FACTORS

        (C) Item 2.  PROPERTIES

        (D) Item 3.  LEGAL PROCEEDINGS

        (E) Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Item 1B. Unresolved Staff Comments

         Not applicable.


                                    PART II

     THE  FOLLOWING   ITEMS  HAVE  BEEN  OMITTED  IN  ACCORDANCE   WITH  GENERAL
INSTRUCTION J TO FORM 10-K:

        (A) Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS

        (B) Item 6.  SELECTED FINANCIAL DATA

        (C) Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

        (D) Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        (E) Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        (F) Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE

        (G) Item 9A. CONTROLS AND PROCEDURES


Item 9B. Other Information.

         Not applicable.

                                    PART III

     THE  FOLLOWING   ITEMS  HAVE  BEEN  OMITTED  IN  ACCORDANCE   WITH  GENERAL
INSTRUCTION J TO FORM 10-K:

        (A) Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        (B) Item 11. EXECUTIVE COMPENSATION

        (C) Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (D) Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR
                     INDEPENDENCE

        (E) Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES



                                    PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)    (1) Not Applicable.

                (2) Not Applicable.

                (3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

         (b) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index.

         (c)    Not applicable.



SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB.
SIGNIFICANT OBLIGOR OF POOL ASSETS (FINANCIAL INFORMATION).

Not applicable.

ITEM 1114(B)(2) OF REGULATION AB.
CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

Not applicable.

ITEM 1115(B) OF REGULATION AB.
CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

Not applicable.

ITEM 1117 OF REGULATION AB.
LEGAL PROCEEDINGS.

Except as set forth in the following paragraph, there are no legal proceedings pending against any of Goldman Sachs Mortgage Company (the Sponsor and Servicer), Goldman Sachs Asset Backed Securities Corp. (the Depositor), GS Auto Loan Trust 2006-1 (the Issuing Entity), the Bank of New York (the Indenture Trustee), Wilmington Trust Company (the Owner Trustee), Ford Motor Credit Company, The Huntington National Bank, or Systems and Servicing Technologies, Inc., or of which any property of the foregoing is the subject, that is material to security holders of GS Auto Loan Trust 2006-1. No such proceedings are known by the issuing entity to be contemplated by governmental authorities.

The Huntington National Bank (the "Bank") has provided us with the following disclosure:

     "The Bank is involved in two lawsuits arising out of its banking relationship with Cyberco Holdings, Inc. and a related company, Teleservices Group, Inc. Both companies are subject to bankruptcy proceedings and the cases were filed against the Bank on behalf of the companies' bankruptcy estates in December 2006 and January 2007, respectively. The complaints include claims under the Bankruptcy Code and various state law claims and seek recoveries from the Bank in excess of $50 million. Although no assurance can be made that the ultimate outcome of any matter will not exceed reserves or not have a material adverse affect on operating results for a particular period, based on current knowledge and consultation with counsel, [the Bank's] Management believes that its reserves are adequate and that its exposure to additional losses arising from these lawsuits is not material."

ITEM 1119 OF REGULATION AB.
AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Sponsor is the master Servicer of the pool assets owned by the Issuing Entity. The Depositor is a wholly-owned subsidiary of the Sponsor and Servicer.

Neither the Indenture Trustee nor the Owner Trustee is affiliated with any of the Sponsor, the Servicer, the Depositor or the Issuing Entity.

None of Ford Motor Credit Company, The Huntington National Bank, or Systems and Servicing Technologies, Inc. (collectively, the "Receivables Servicers"), the Indenture Trustee or the Owner Trustee are affiliated with each other or with the Depositor, the Sponsor, the Servicer or the Issuing Entity.

There are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated third party, apart from the transaction involving the issuance of the Notes by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the Receivables Servicers, the Indenture Trustee or the Owner Trustee, that currently exist or that existed during the past two years and that are material to an investor.

ITEM 1122 OF REGULATION AB.
COMPLIANCE WITH APPLICABLE SERVICING
CRITERIA.

The Servicer, JPMorgan Chase Bank, N.A. (the initial Indenture Trustee), The Bank of New York (the successor Indenture Trustee), Ford Motor Credit Company, MSX International, Inc., The Huntington National Bank, and Systems and Services Technologies, Inc. (collectively, the "Servicing Parties") have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a "Servicing Assessment Report"), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Assessment Reports nor the Attestation Reports provided by any of the Servicing Parties has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party, except as noted in the following paragraph.

As set forth in Exhibit 33.6 to this Form 10-K, JPMorgan Chase Bank, National Association, in its capacity as the initial Indenture Trustee for the Issuing Entity, disclosed the following information at the platform level with respect to its material instances of noncompliance with Items 1122(d) of Regulation AB and its action to remediate such noncompliance:

                      "Material Instances of Noncompliance

          During the Reporting Period, the Company has identified the following material instances of noncompliance the Applicable Servicing Criteria.

                CFR Item 1122(d)(3)(i):  Certain monthly investor
                reports  omitted  information   required  by  the
                transaction agreements and/or contained errors in the information presented.

                CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

                               Remediation Efforts

          Errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions."

As of October 1, 2006, The Bank of New York replaced substantially all of the functions performed by JPMorgan Chase Bank, National Association in its capacity as Indenture Trustee and such functions were transferred to and assumed by The Bank of New York.


ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Servicer, Ford Motor Credit Company and The Huntington National Bank have each been identified by the Depositor as servicers with respect to the asset pool held by the Issuing Entity. Each of the Servicer, Ford Motor Credit Company and The Huntington National Bank has completed a statement of compliance with the applicable servicing agreement (each a "Compliance Statement"), in each case signed by an authorized officer of the applicable party. The Compliance Statements are attached as exhibits to this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Depositor has duly caused this report to be signed on behalf of the undersigned, hereunto duly authorized.


Date: March 30, 2007            GOLDMAN SACHS ASSET BACKED
                                SECURITIES CORP.


                                By:    /s/ Curtis Probst
                                       ----------------------------------------
                                Name:  Curtis Probst
                                Title: Vice President


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

None.

                                INDEX TO EXHIBIT

Exhibit No.     Document Description
------------    --------------------

Exhibit 31.1 Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Depositor)

Exhibit 33.1 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (Goldman Sachs Mortgage Company)

Exhibit 33.2 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (The Huntington National Bank)

Exhibit 33.3 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (Ford Motor Credit Company)

Exhibit 33.4 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities
                (Systems & Services Technologies, Inc.)

Exhibit 33.5 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (Bank of New York)

Exhibit 33.6 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (JPMorgan Chase Bank, N.A.)

Exhibit 33.7 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (MSX International, Inc.)

Exhibit 34.1 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006
                (Goldman Sachs Mortgage Company)

Exhibit 34.2 Report of Independent Registered Public Accounting Firm in Respect of Servicing for the year ended December 31, 2006 (The Huntington National Bank)

Exhibit 34.3 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006 (Ford Motor Credit Company)

Exhibit 34.4 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006
                (Systems & Services Technologies, Inc.)

Exhibit 34.5 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006 (Bank of New York)

Exhibit 34.6 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006 (JPMorgan Chase Bank, N.A.)

Exhibit 34.7 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006 (MSX International, Inc.)

Exhibit 35.1 Annual Servicer's Statement as to Compliance for the year ended December 31, 2006 (Goldman Sachs Mortgage Company)

Exhibit 35.2 Annual Servicer's Statement as to Compliance for the year ended December 31, 2006 (The Huntington National Bank)

Exhibit 35.3 Annual Servicer's Statement as to Compliance for the year ended December 31, 2006 (Ford Motor Credit Company)

                                  EXHIBIT 31.1
   CERTIFICATION PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT OF 2002

                                  (Depositor)

                                 March 30, 2007

     I, Curtis Probst, Vice President of Goldman Sachs Asset Backed Securities Corp., as Depositor, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 10-D required to be filed in respect of periods included in the year covered by this report on Form 10-K of GS Auto Loan Trust 2006-1 (the "Exchange Act periodic reports");

     2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, all of the distribution, servicing and other information required to be provided to under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

     4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

     5. All the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, National Association, as Indenture Trustee, the Bank of New York as successor Indenture Trustee, The Huntington National Bank, as a Receivables Servicer, Ford Motor Credit Company, as a Receivables Servicer and Systems and Services Technologies, Inc., as a Receivables Servicer.



     IN WITNESS WHEREOF, the undersigned has executed this certificate as of the day and year first above written.


               By: /s/  Curtis Probst
                   ----------------------------------
               Name:  Curtis Probst
               Title: Vice President

                                  EXHIBIT 33.1
                                ----------------
        Report on Assessment with Compliance with Servicing Criteria for
                             Asset-Backed Securities
                        (Goldman Sachs Mortgage Company)



1. Goldman Sachs Mortgage Company ("GSMC") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"). The transactions covered by this report include asset-backed securities transactions for which GSMC acted as master servicer involving auto loans other than transactions consummated prior to the effectiveness of Regulation AB (the "Platform"). The sole asset-backed securities transaction covered by this report is the GS Auto Loan Trust 2006-1.

2. GSMC used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria. GSMC has determined that the only servicing criteria applicable to GSMC set forth in paragraph (d) of Item 1122 of Regulation AB based on the activities GSMC performs with respect to the Platform are those set forth in clause (d)(1)(ii) thereof, and that all of the other criteria set forth in paragraph (d) of Item 1122 of Regulation AB are inapplicable to GSMC based on the activities it performs with respect to the Platform.

3. GSMC has complied in all material respects with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

4. PricewaterhouseCoopers LLP, a registered public accounting firm, has issued an attestation report on GSMC's assessment of compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period.


March 30, 2007

                        GOLDMAN SACHS MORTGAGE COMPANY, as Servicer

                        By:     Goldman Sachs Real Estate Funding
                                Corp., its general partner

                        By: /s/ Curtis Probst
                                -----------------------------------
                        Name:   Curtis Probst
                        Title:  Vice President

                                  EXHIBIT 33.2
                                ----------------
          Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities
                         (The Huntington National Bank)


     Management's Report on Assessment of Compliance with SEC Regulation AB
                               Servicing Criteria

The Huntington National Bank, (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, except for criteria 1122(d)(1)(ii), (d)(1)(iii), (d)(2)(vi),
(d)(3)(i.C),  (d)(3)(i.D),  (d)(4)(ix), (d)(4)(x), (d)(4)(xi),  (d)(4)(xii), and
(d)(4)(xiii), which the Asserting Party has concluded are not applicable to the activities it performs with respect to the automobile loans and leases covered by this report (such criteria, after giving effect to the exceptions identified above, the "Applicable Servicing Criteria"). The loans are leases covered by this report include the asset-backed transactions included in Appendix A (the "Automobile Loan and Lease Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Automobile Loan and Lease Platform taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this assertion.

The Huntington National Bank, as Servicer:


By:    /s/ Timothy R. Barber
       ----------------------
Name:  Timothy R. Barber
Title: Senior Vice President and Credit Policy Manager
Date:  March 15, 2007



                                   Appendix A

   The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for automobile loans and leases sold to the following trusts:

   GS Auto Loan Trust 2003-1
   Morgan Stanley Auto Loan Trust 2003-HB1
   GS Whole Loan Trust
   Morgan Stanley Auto Loan Trust 2004-HB1
   Morgan Stanley Auto Loan Trust 2004-HB2
   GS Whole Loan Trust II
   GS Auto Loan Trust 2006-1
   Huntington Auto Loan Trust 2006

                                  EXHIBIT 33.3
                                ----------------
          Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities
                          (Ford Motor Credit Company)

               Report on Assessment of Compliance with Applicable
                        Regulation AB Servicing Criteria

1. Ford Motor Credit Company ("Ford Credit") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), including all servicing criteria except for inapplicable servicing criteria identified in 4 below and the portions of servicing criteria covered by a separate assessment and identified in Appendix A to this report. The transactions covered by this report include asset-backed securities transactions involving automotive retail installment sale contracts completed on or after January 1, 2006 and registered with the Securities Exchange Commission for which Ford Credit acted as subservicer (the "Platform").

2. Ford Credit has engaged certain vendors to perform specific, limited or scripted activities, and Ford Credit elects to take responsibility for assessing compliance with the servicing criteria or portion of the servicing criteria applicable to such vendors' activities as set forth in Appendix A to this report.

3. Except as set forth in paragraph 4 below, Ford Credit used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria.

4. The servicing criteria in Item 1122(d)(1)(i),(iii) and (iv), (2)(ii) through (v) and (vii),(3)(i) through (iv), and (4)(ix) through (xiii) and
     (xv) are inapplicable to Ford Credit based on the activities it performs, directly or through its vendors, with respect to the Platform.

5. Ford Credit has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

6. Ford Credit has not identified and is not aware of any material instance of noncompliance by the vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

7. Ford Credit has not identified any material deficiency in its policies and procedures to monitor the compliance by the vendors with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole.

8. PricewaterhouseCoopers LLP, a registered public accounting firm, has issued an attestation report on Ford Credit's assessment of compliance with the applicable servicing criteria for the Reporting Period.


March 16, 2007                  Ford Motor Credit Company


                                By: /s/ Scott R. Stewart
                                    ----------------------------
                                    Scott R. Stewart
                                    Vice President - Assistant Treasurer



                                   APPENDIX A
                            Shared Servicing Criteria
-------------  -------------------------------------------  --------------------------  --------------------  ----------------------
                                                                                        Performed by          Performed by Vendor(s)
                                                            Performed                   Vendor(s) for which   for which Ford Credit
                                                            Directly by Ford            Ford Credit is the    is NOT the Responsible
Reference                       Criteria                    Credit                      Responsible Party     Party
-------------  -------------------------------------------  --------------------------  --------------------  ----------------------
                                                            Maintaining security of                           Maintaining
                                                            financed vehicles and       Reviewing financed    possession of retail
               Collateral or security on pool assets is     obtaining retail            vehicle titles for    installment sale
               maintained as required by the transaction    installment sale contracts  lien notation         contracts for lien
1122(d)(4)(i)  agreements or related pool assets            from dealers.                                     perfection
-------------  -------------------------------------------  --------------------------  --------------------  ----------------------
                                                            Safeguarding of vehicle
               Pool asset and related documents are         titles and documents                              Safeguarding of retail
               safeguarded as required by the transaction   related to retail                                 installment sale
1122(d)(4)(ii) agreements                                   installment sale contracts                        contracts
-------------  -------------------------------------------  --------------------------  --------------------  ----------------------
               Payments on pool assets, including any
               payoffs, made in accordance with the related
               pool asset documents are posted to the
               Servicer's obligor records maintained no
               more than two business days after receipt,
               or such other number of days specified in    Posting all payments on
               the transaction agreements, and allocated    pool assets to Ford         Transferring of
               to principal, interest or other items        Credit's obligor records    obligor payments
               (e.g., escrow) in accordance with the        within two business days    received at lockbox
1122(d)(4)(iv) related pool asset documents                 after receipt               to Ford Credit
-------------  -------------------------------------------  --------------------------  --------------------  ----------------------
               Changes with respect to the terms or status
               of an obligor's pool assets (e.g., loan
               modifications or re-agings) are made,
               reviewed and approved by authorized          Making most extensions,     Handling some inbound
               personnel in accordance with the             due date changes and        obligor requests for
               transaction agreements and related pool      related changes to          extensions and due
1122(d)(4)(vi) asset documents                              obligor's pool asset        date changes
-------------  -------------------------------------------  --------------------------  --------------------  ----------------------

                                  EXHIBIT 33.4
                                ----------------
          Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities
                     (Systems & Services Technologies, Inc.)

         Management's Report on Assessment of Compliance with Applicable
                               Servicing Criteria

Systems & Services Technologies, Inc. (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from August 2, 2006 to December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit B hereto which criteria are deemed inapplicable to the activities it performs as specified in the transaction agreements (such criteria, after giving effect to the exclusions identified on Exhibit B, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by automobile or light truck receivables, for which transactions the Asserting Party acts as servicer, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, on or after January 1, 2006, where the related asset-backed securities were outstanding during the Reporting period (the "Platform"), as listed in Exhibit A.

The Asserting Party has engaged certain vendors (the "Vendors") to perform specific and limited activities or activities scripted by the Asserting Party as of and during the Reporting Period, and the Asserting Party elects to take responsibility for assessing compliance with the Applicable Servicing Criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit B hereto (such criteria, the "Applicable Vendor Servicing Criteria").

The Asserting Party (i) has not identified and is not aware of any material instance of noncompliance by the Vendors with the Applicable Vendor Servicing Criteria and (ii) has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the Applicable Vendor Servicing Criteria as of December 31, 2006 and for the Reporting Period.

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.


Systems & Services Technologies, Inc.

        /s/ Glenn Estrella
        ----------------------------
Name:   Glenn Estrella
Title:  Business Manager
Date:   March 13, 2007



                                   Exhibit A
                      Goldman Sachs Auto Loan Trust 2006-1




                                    EXHIBIT B

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     APPLICABLE                     INAPPLICABLE
                               SERVICING CRITERIA                                SERVICING CRITERIA              SERVICING CRITERIA
-------------------------------------------------------------------   ---------------------------------------   -------------------
                                                                          Performed by         Performed by
   Reference                          Criteria                              Servicer            Vendor(s)
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                          General Servicing Considerations
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Policies and procedures are instituted to
                  monitor any performance or other triggers and
                  events of default in accordance with the
1122(d)(1)(i)     transaction agreements.                                                                                  X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  If any material servicing activities are
                  outsourced to third parties, policies and
                  procedures are instituted to monitor the third
                  party's performance and compliance with such                X(1)
1122(d)(1)(ii)    servicing activities.
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Any requirements in the transaction agreements
                  to maintain a back-up servicer for the pool
1122(d)(1)(iii)   assets are maintained.                                                                                   X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  A fidelity bond and errors and omissions policy
                  is in effect on the party participating in the
                  servicing function throughout the reporting
                  period in the amount of coverage required by and
                  otherwise in accordance with the terms of the
1122(d)(1)(iv)    transaction agreements.                                                                                  X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                         Cash Collection and Administration
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Payments on pool assets are deposited into the
                  appropriate custodial bank accounts and related
                  bank clearing accounts no more than two business
                  days following receipt, or such other number of
1122(d)(2)(i)     days specified in the transaction agreements.                 X                    X(1)
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Disbursements made via wire transfer on behalf
                  of an obligor or to an investor are made only by
1122(d)(2)(ii)    authorized personnel.                                         X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Advances of funds or guarantees regarding
                  collections, cash flows or distributions, and
                  any interest or other fees charged for such
                  advances, are made, reviewed and approved as
1122(d)(2)(iii)   specified in the transaction agreements.                                                                 X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  The related accounts for the transaction, such
                  as cash reserve accounts or accounts established
                  as a form of overcollateralization, are
                  separately maintained (e.g., with respect to
                  commingling of cash) as set forth in the
1122(d)(2)(iv)    transaction agreements.                                                                                  X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Each custodial account is maintained at a
                  federally insured depository institution as set
                  forth in the transaction agreements. For
                  purposes of this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a foreign
                  financial institution that meets the
                  requirements of Rule 13k-1(b)(1) of the
1122(d)(2)(v)     Securities Exchange Act.                                                                                 X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)    unauthorized access.                                                                                     X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Reconciliations are prepared on a monthly basis
                  for all asset-backed securities related bank
                  accounts, including custodial accounts and
                  related bank clearing accounts. These
                  reconciliations are (A) mathematically accurate;
                  (B) prepared within 30 calendar days after the
                  bank statement cutoff date, or such other number
                  of days specified in the transaction agreements;
                  (C) reviewed and approved by someone other than
                  the person who prepared the reconciliation; and
                  (D) contain explanations for reconciling items.
                  These reconciling items are resolved within 90
                  calendar days of their original identification,
                  or such other number of days specified in the
1122(d)(2)(vii)   transaction agreements.                                                                                  X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                         Investor Remittances and Reporting
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Reports to investors, including those to be
                  filed with the Commission, are maintained in
                  accordance with the transaction agreements and
                  applicable Commission requirements.
                  Specifically, such reports (A) are prepared in
                  accordance with timeframes and other terms set
                  forth in the transaction agreements; (B) provide
                  information calculated in accordance with the
                  terms specified in the transaction agreements;
                  (C) are filed with the Commission as required by
                  its rules and regulations; and (D) agree with
                  investors' or the trustee's records as to the
                  total unpaid principal balance and number of
1122(d)(3)(i)     pool assets serviced by the Servicer.                                                                    X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Amounts due to investors are allocated and
                  remitted in accordance with timeframes,
                  distribution priority and other terms set forth
1122(d)(3)(ii)    in the transaction agreements.                                                                           X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Disbursements made to an investor are posted
                  within two business days to the Servicer's
                  investor records, or such other number of days
1122(d)(3)(iii)   specified in the transaction agreements.                                                                 X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Amounts remitted to investors per the investor
                  reports agree with cancelled checks, or other
1122(d)(3)(iv)    form of payment, or custodial bank statements.                                                           X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                              Pool Asset Administration
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Collateral or security on pool assets is
                  maintained as required by the transaction
1122(d)(4)(i)     agreements or related pool asset documents.                   X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Pool asset and related documents are safeguarded
1122(d)(4)(ii)    as required by the transaction agreements.                    X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Any additions, removals or substitutions to the
                  asset pool are made, reviewed and approved in
                  accordance with any conditions or requirements
1122(d)(4)(iii)   in the transaction agreements.                                X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Payments on pool assets, including any payoffs,
                  made in accordance with the related pool asset
                  documents are posted to the Servicer's obligor
                  records maintained no more than two business
                  days after receipt, or such other number of days
                  specified in the transaction agreements, and
                  allocated to principal, interest or other items
                  (e.g., escrow) in accordance with the related                 X
1122(d)(4)(iv)    pool asset documents.
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  The Servicer's records regarding the pool assets
                  agree with the Servicer's records with respect
1122(d)(4)(v)     to an obligor's unpaid principal balance.                     X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Changes with respect to the terms or status of
                  an obligor's pool assets (e.g., loan
                  modifications or re-agings) are made, reviewed
                  and approved by authorized personnel in
                  accordance with the transaction agreements and                X
1122(d)(4)(vi)    related pool asset documents.
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Loss mitigation or recovery actions (e.g.,
                  forbearance plans, modifications and deeds in
                  lieu of foreclosure, foreclosures and
                  repossessions, as applicable) are initiated,
                  conducted and concluded in accordance with the
                  timeframes or other requirements established by               X
1122(d)(4)(vii)   the transaction agreements.
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Records documenting collection efforts are
                  maintained during the period a pool asset is
                  delinquent in accordance with the transaction
                  agreements. Such records are maintained on at
                  least a monthly basis, or such other period
                  specified in the transaction agreements, and
                  describe the entity's activities in monitoring
                  delinquent pool assets including, for example,
                  phone calls, letters and payment rescheduling
                  plans in cases where delinquency is deemed                    X
1122(d)(4)(viii)  temporary (e.g., illness or unemployment).
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Adjustments to interest rates or rates of return
                  for pool assets with variable rates are computed
1122(d)(4)(ix)    based on the related pool asset documents.                                                               X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Regarding any funds held in trust for an obligor
                  (such as escrow accounts): (A) such funds are
                  analyzed, in accordance with the obligor's pool
                  asset documents, on at least an annual basis, or
                  such other period specified in the transaction
                  agreements; (B) interest on such funds is paid,
                  or credited, to obligors in accordance with
                  applicable pool asset documents and state laws;
                  and (C) such funds are returned to the obligor
                  within 30 calendar days of full repayment of the
                  related pool assets, or such other number of
1122(d)(4)(x)     days specified in the transaction agreements.                                                            X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Payments made on behalf of an obligor (such as
                  tax or insurance payments) are made on or before
                  the related penalty or expiration dates, as
                  indicated on the appropriate bills or notices
                  for such payments, provided that such support
                  has been received by the servicer at least 30
                  calendar days prior to these dates, or such
                  other number of days specified in the
1122(d)(4)(xi)    transaction agreements.                                                                                  X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Any late payment penalties in connection with
                  any payment to be made on behalf of an obligor
                  are paid from the servicer's funds and not
                  charged to the obligor, unless the late payment
1122(d)(4)(xii)   was due to the obligor's error or omission.                                                              X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Disbursements made on behalf of an obligor are
                  posted within two business days to the obligor's
                  records maintained by the servicer, or such
                  other number of days specified in the                         X
1122(d)(4)(xiii)  transaction agreements.
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Delinquencies, charge-offs and uncollectible
                  accounts are recognized and recorded in
1122(d)(4)(xiv)   accordance with the transaction agreements.                   X
-------------------------------------------------------------------   -------------------   -----------------   -------------------
                  Any external enhancement or other support,
                  identified in Item 1114(a)(1) through (3) or
                  Item 1115 of Regulation AB, is maintained as set
1122(d)(4)(xv)    forth in the transaction agreements.                                                                     X
-----------------------------------------------------------------------------------------------------------------------------------
(1) A vendor deposits funds from customer transactions to a lockbox clearing account.

                                  EXHIBIT 33.5
                                ----------------
          Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities
                               (Bank of New York)

           ASSERTION OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

The Bank of New York and The Bank of New York Trust Company, N.A. (collectively, the "Company") provides this platform-level assessment of compliance with the servicing criteria specified in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission.

Management has determined that the following servicing criteria are applicable in regards to the following servicing platform for the following period:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent or custodial services. The platform includes like kind transactions for which the Company provided trustee, securities administrator, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions.

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required by the related transaction agreements as to any transaction, except for the following criteria: 1122 (d) (1)(ii), (iii), (iv),
(4) (iv), (v), (vi), (vii), (viii), (ix), (x), (xi), (xii) and (xiii).

Period: Twelve months ended December 31, 2006.

With respect to the Platform and the Period, the Company provides the following assessment of compliance in respect of the Applicable Servicing Criteria:

- The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

- The  Company has assessed  compliance with the  Applicable Servicing Criteria.

- As of December 31, 2006 and for the Period, the Company was in material compliance with the Applicable Servicing Criteria.


Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance.


        The Bank of New York                    The Bank of New York
        The Bank of New York Trust              The Bank of New York Trust
            Company, N.A.                           Company, N.A.

        By: /s/ Robert L. Griffin               By: /s/ Patrick J. Tadie
            ----------------------                  ----------------------
            Robert L. Griffin                       Patrick J. Tadie
            Authorized Signer                       Authorized Signer


March 1, 2007

                                  EXHIBIT 33.6
                                ----------------
          Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities
                          (JPMorgan Chase Bank, N.A.)

                                 JPMorgan Chase

              Management's Report on Assessment of Compliance with
                          Applicable Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of September 30, 2006 and for the period from January 1, 2006 through September 30, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements and excluding the criteria set forth in 17 CFR 229.1122(d) (1)(ii)-(iv), (2)(iii), (2)(vi), (4)(i)-(ii), and (4)(iv)-(xiv)
which the Asserting Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers certain asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the Applicable Servicing Criteria as trustee, securities administrator or paying agent that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the reporting period (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that, other than as identified on Appendix B, the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of September 30, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, stating that the Asserting Party has complied with the Applicable Servicing Criteria, except for material instances of non-compliance identified on Appendix B, as of September 30, 2006 and for the Reporting Period.

JPMorgan Chase Bank, National Association

/s/ Kelly A. Mathieson
-----------------------------------------
Kelly A. Mathieson, Managing Director
Date:  March 14, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

--------------------------------------------------------------------------------
                                   APPENDIX B
--------------------------------------------------------------------------------
                       Material Instances of Noncompliance

During the Reporting Period, the Company has identified the following material instances of noncompliance the Applicable Servicing Criteria.

     CFR  Item   1122(d)(3)(i):   Certain  monthly   investor   reports  omitted
     information required by the transaction agreements and/or contained errors in the information presented.

     CFR Item 1122(d)(3)(ii): Certain monthly investor distributions contained errors as to amounts due to certain investors.

                               Remediation Efforts

Errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.
--------------------------------------------------------------------------------


        Management's Report on Assessment of Compliance with Applicable
                               Servicing Criteria

     JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of October 1, 2006 and for the period from October 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122 (d) of the Code of Federal Regulations (the "CFR"), to the extent required by the related transaction agreements excluding the criteria set forth in 17 CFR 229.1122(d)
(1)(i)-(iv),  (2)(i)-(vi),  (3)(i)-(iv),  and  (4)(i)-(xv),  which the Asserting
Party has concluded are not applicable to the activities it performs with respect to the asset-backed securitization transactions covered by this report (such criteria, after giving effect to the exclusions identified above, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by residential mortgages and home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contracts for which transactions the Asserting Party performs the applicable servicing criteria, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were either (1) issued during the calendar year ending December 31, 2006 or (2) issued prior to the calendar year ending December 31, 2006 and remain subject to the reporting requirements under the Securities and Exchange Act of 1934, as amended (the "Platform"), as listed in Appendix A.

     The Asserting Party has (i) used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform, on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association

/s/ Brian Goldman
-----------------------------------------
Brian Goldman, Senior Vice President
Date:  March 12, 2007


--------------------------------------------------------------------------------
                                   Appendix A
--------------------------------------------------------------------------------
                         BA Master Credit Card Trust II
                   Capital Auto Receivables Asset Trust 2006-1
                   Capital Auto Receivables Asset Trust 2006-2
                      Capital One Auto Finance Trust 2006-A
                      Capital One Auto Finance Trust 2006-B
                      Capital One Auto Finance Trust 2006-C
                 Capital One Prime Auto Receivables Trust 2006-2
                Capital One Prime Auto Receivables Trust, 2006-1
                      Centex Home Equity Loan Trust 2006-A
                          Chase Auto Owner Trust 2006-A
                          Chase Auto Owner Trust 2006-B
          Chase Credit Card Master Trust, Series 1996-2 (Class A and B)
          Chase Credit Card Master Trust, Series 1996-3 (Class A and B)
                  Chase Credit Card Master Trust, Series 2001-1
                  Chase Credit Card Master Trust, Series 2001-2
                  Chase Credit Card Master Trust, Series 2001-4
                  Chase Credit Card Master Trust, Series 2001-6
                  Chase Credit Card Master Trust, Series 2002-1
                  Chase Credit Card Master Trust, Series 2002-3
                  Chase Credit Card Master Trust, Series 2002-5
                  Chase Credit Card Master Trust, Series 2002-7
                  Chase Credit Card Master Trust, Series 2003-1
                  Chase Credit Card Master Trust, Series 2003-2
                  Chase Credit Card Master Trust, Series 2003-3
                  Chase Credit Card Master Trust, Series 2003-4
                  Chase Credit Card Master Trust, Series 2003-5
                  Chase Credit Card Master Trust, Series 2003-6
                  Chase Credit Card Master Trust, Series 2004-1
                  Chase Credit Card Master Trust, Series 2004-2
                   Chase Mortgage Finance Trust Series 2006-A1
                   Chase Mortgage Finance Trust Series 2006-S1
                   Chase Mortgage Finance Trust Series 2006-S2
                   Chase Mortgage Finance Trust Series 2006-S3
                   Chase Mortgage Finance Trust Series 2006-S4
                          ChaseFlex Trust Series 2006-1
                          ChaseFlex Trust Series 2006-2
                     Citigroup Mortgage Loan Trust 2006-CB3
                           CNH Equipment Trust 2006-A
                           CNH Equipment Trust 2006-B
             CWHEQ Revolving Home Equity Loan Trust, Series 2006- F
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-A
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-B
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-C
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-D
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-E
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-G
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-H
              CWHEQ Revolving Home Equity Loan Trust, Series 2006-I
                        DaimlerChrysler Auto Trust-2006-A
            Ford Credit Floorplan Master Owner Trust A, Series 2006-3
            Ford Credit Floorplan Master Owner Trust A, Series 2006-4
                    GE Equipment Midticket LLC, Series 2006-1
                      GMACM Home Equity Loan Trust 2006-HE1
                      GMACM Home Equity Loan Trust 2006-HE2
                      GMACM Home Equity Loan Trust 2006-HE3
                      GMACM Home Equity Loan Trust 2006-HE4
                      GMACM Home Equity Loan Trust 2006-HE5
                        GMACM Home Loan Trust 2006-HLTV1
                       GMACM Mortgage Loan Trust 2006-AR2
                            GS Auto Loan Trust 2006-1
                          GSAA Home Equity Trust 2006-1
                         GSAA Home Equity Trust 2006-12
                          GSAA Home Equity Trust 2006-3
                          GSAA Home Equity Trust 2006-5
                          GSAA Home Equity Trust 2006-6
                          GSAA Home Equity Trust 2006-9
                         GSR Mortgage Loan Trust 2006-4F
                    Honda Auto Receivables 2006-1 Owner Trust
                     IXIS Real Estate Capital Trust 2006-HE1
                     IXIS Real Estate Capital Trust 2006-HE2
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-FRE2
                 J.P. Morgan Mortgage Acquisition Corp. 2006-HE1
                J.P. Morgan Mortgage Acquisition Corp. 2006-WMC1
                J.P. Morgan Mortgage Acquisition Trust 2006-ACC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH1
                 J.P. Morgan Mortgage Acquisition Trust 2006-CH2
                 J.P. Morgan Mortgage Acquisition Trust 2006-CW1
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE2
                 J.P. Morgan Mortgage Acquisition Trust 2006-HE3
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC1
                 J.P. Morgan Mortgage Acquisition Trust 2006-NC2
                 J.P. Morgan Mortgage Acquisition Trust 2006-RM1
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC2
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC3
                J.P. Morgan Mortgage Acquisition Trust 2006-WMC4
                    Nationstar Home Equity Loan Trust 2006-B
                   Newcastle Mortgage Securities Trust 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-1
                 NovaStar Mortgage Funding Trust, Series 2006-2
                 NovaStar Mortgage Funding Trust, Series 2006-3
                NovaStar Mortgage Funding Trust, Series-2006-MTA1
                Origen Manufactured Housing Contract Trust 2006-A
                 Ownit Mortgage Loan Trust, Series 2006-1 Trust
                 Popular ABS Mortgage Pass-Through Trust 2006-A
                 Popular ABS Mortgage Pass-Through Trust 2006-B
                 Popular ABS Mortgage Pass-Through Trust 2006-C
                 Popular ABS Mortgage Pass-Through Trust 2006-D
                 Popular ABS Mortgage Pass-Through Trust 2006-E
                           RAAC Series 2006-SP1 Trust
                           RAAC Series 2006-SP2 Trust
                           RAAC Series 2006-SP3 Trust
                           RAMP Series 2006-RS1 Trust
                           RAMP Series 2006-RS2 Trust
                           RAMP Series 2006-RS3 Trust
                           RAMP Series 2006-RS4 Trust
                           RAMP Series 2006-RS5 Trust
                           RAMP Series 2006-RZ1 Trust
                           RAMP Series 2006-RZ2 Trust
                           RAMP Series 2006-RZ3 Trust
                           RAMP Series 2006-RZ4 Trust
                          RFMSII Series 2006-HSA1 Trust
                      The Home Equity Loan Trust 2006-HSA2
                      The Home Equity Loan Trust 2006-HSA3
                      The Home Equity Loan Trust 2006-HSA4
                      The Home Equity Loan Trust 2006-HSA5
                          The Home Loan Trust 2006-HI1
                          The Home Loan Trust 2006-HI2
                          The Home Loan Trust 2006-HI3
                          The Home Loan Trust 2006-HI4
                          USAA Auto Owner Trust 2006-1
                          USAA Auto Owner Trust 2006-2

                                  EXHIBIT 33.7
                                ----------------
          Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities
                           (MSX International, Inc.)


           REPORT ON ASSESSMENT OF COMPLIANCE WITH SEC REGULATION AB
                               SERVICING CRITERIA

MSX International, Inc. (MSXI) (the "Asserting Party) is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period") with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB. MSXI has used the servicing criteria communicated to MSXI by the servicer, Ford Motor Credit Company ("Ford Credit"), to assess compliance with the applicable criteria. Accordingly, servicing criteria 1122(d)(4)(i)-(ii) are applicable to the activities performed by MSXI (the "Applicable Servicing Criteria") of holding and safeguarding retail installment sale contracts as described in MSXI's service level agreement with Ford Credit. MSXI has concluded that all other servicing criteria are not applicable to the activities it performs with respect to the asset-backed securities transactions covered by this report. The transactions covered by this report include the asset-backed securities transactions involving retail installment sale contracts for which the Asserting Party served as an Item 1122 party participating in the servicing function, that were completed on or after January 1, 2006 and that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933 (the "Transactions").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Transactions taken as a whole.

Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this assertion.

MSX International, Inc.

By:     /s/ Frederick K. Minturn
        ----------------------------------------------------
        Frederick K. Minturn

Title:  Executive Vice President and Chief Financial Officer

Date:   March 15, 2007

                                  EXHIBIT 34.1
                                ----------------
         Annual Independent Accountant's Report in Respect of Servicing
                      for the year ended December 31, 2006
                        (Goldman Sachs Mortgage Company)



            Report of Independent Registered Public Accounting Firm

To the Board of Directors of Goldman Sachs Mortgage Company:

We have examined management's assertion, included in the accompanying Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities, that Goldman Sachs Mortgage Company (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for asset-backed securities transactions for which Goldman Sachs Mortgage Company acted as master servicer involving auto loans other than transactions consummated prior to the effectiveness of Regulation AB (the "Platform"), as of December 31, 2006 and for the period from January 1, 2006 to December 31, 2006, excluding criteria 1122(d)(1)(i), 1122(d)(1)(iii)-(iv),
1122(d)(2)(i)-(vii),   1122(d)(3)(i)-(iv),  and  1122(d)(4)(i)-(xv),  which  the
Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Management's assertion identifies the individual asset-backed transaction defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2006 and for the period from January 1, 2006 to December 31, for asset-backed securities transactions for which Goldman Sachs Mortgage Company acted as master servicer involving auto loans other than transactions consummated prior to the effectiveness of Regulation AB is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
------------------------------

March 30, 2007

                                  EXHIBIT 34.2
                                ----------------
           Report of Independent Registered Public Accounting Firm in
            Respect of Servicing for the year ended December 31, 2006
                         (The Huntington National Bank)


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The Huntington National Bank

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that The Huntington National Bank (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Automobile Loan and Lease Platform (the "Platform") as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(ii), (d)(1)(iii), (d)(2)(vi), (d)(3)(i.C), (d)(3)(1.D), (d)(4)(ix),
(d)(4)(x), (d)(4)(xi), (d)(4)(xii), and (d)(4)(xiii), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Appendix A to management's assertion defines the loans and leases sold to the identified trusts as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Automobile Loan and Lease Platform is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP
------------------------
Columbus, Ohio
March 15, 2007

                                  EXHIBIT 34.3
                                ----------------
         Annual Independent Accountant's Report in Respect of Servicing
                      for the year ended December 31, 2006
                          (Ford Motor Credit Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholder of Ford Motor Credit Company:

We have examined management's assertion, included in the accompanying management's Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that Ford Motor Credit Company (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange
Commission's Regulation AB for all asset-backed securities transactions involving automotive retail installment sale contracts completed on or after January 1, 2006 and registered with the Securities Exchange Commission for which Ford Credit acted as subservicer (the "Platform"), as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 excluding criteria 1122(d)(1)(i),(iii) and (iv), (d)(2)(ii) through (v) and (vii), (d)(3)(i)
through (iv), and (d)(4)(ix) through (xiii) and (xv) which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform. Management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on out examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the asset-backed securities transactions involving automotive retail installment sale contracts completed on or after January 1, 2006 and registered with the Securities and Exchange Commission for which Ford Credit acted as subservicer is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers, LLP
-------------------------------
March 19, 2007

                                  EXHIBIT 34.4
                                ----------------
         Annual Independent Accountant's Report in Respect of Servicing
                      for the year ended December 31, 2006
                     (Systems & Services Technologies, Inc.)


             Report of Independent Registered Public Accounting Firm


To the Board of Directors of Systems & Services Technologies, Inc.

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that Systems & Services Technologies, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and
Exchange Commission's (SEC) Regulation AB as of December 31, 2006 and for the period from August 2, 2006 to December 31, 2006 (the "Reporting Period) for the asset-backed securities transactions backed by automobile or light truck receivables, that were registered with the Securities and Exchange Commission pursuant  to  the  Securities  Act  of  1933,  as  amended,  where  the  related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(i), (1122)(d)(iii)-(iv),
(1122)(d)(2)(iii)-(vii),     1122(d)(3)(i)-(iv),     1122(d)(4)(ix)-(xii)    and
1122(d)(4)(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transaction sand securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of December 31, 2006 and for the period from August 2, 2006 to December 31, 2006 for the Platform is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers  LLP
-------------------------------
New York, New York
March 13, 2007

                                  EXHIBIT 34.5
                                ----------------
         Annual Independent Accountant's Report in Respect of Servicing
                      for the year ended December 31, 2006
                               (Bank of New York)


             Report of Independent Registered Public Accounting Firm

Board of Directors
The Bank of New York

We have examined management's assertion, included in the accompanying Management's Report on Assertion of Compliance with Applicable Servicing Criteria that The Bank of New York and The Bank of New York Trust Company, N.A., (collectively, the "Company"), complied with the servicing criteria set forth in
Item 1122(d) of the Securities and Exchange Commission's Regulation AB for the publicly issued (i.e. transaction-level reporting initially required under the Securities and Exchange Act of 1934, as amended) residential mortgage-backed securities and other mortgage-related asset-backed securities issued on or after January 1, 2006 (and like-kind transactions issued prior to January 1, 2006) for which the Company provides trustee, securities administration, paying agent, or custodial services (the "Platform") as of and for the year ended December 31, 2006 except for criteria 1122(d)(1)(ii)-(iv), and 1122(d)(4)(iv)-(xiii), which the Company has determined are not applicable to the activities performed by them with respect to the servicing Platform covered by this report. The Platform includes like-kind transactions for which the Company provided trustee, securities administration, paying agent or custodial services as a result of the Company's acquisition as of October 1, 2006 of portions of JPMorgan Chase Bank, N.A.'s corporate trust business, including structured finance agency and trust transactions. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria and as permitted by the Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone
Interpretations ("Interpretation 17.06"). Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as applicable, as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

                                                /s/ Ernst & Young LLP

March 1, 2007

                                  EXHIBIT 34.6
                                ----------------
         Annual Independent Accountant's Report in Respect of Servicing
                      for the year ended December 31, 2006
                           (JPMorgan Chase Bank, N.A.)


             Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined  JPMorgan Chase Bank,  National  Association's  (the "Company")
compliance with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB as of September 30, 2006 and for the period from January 1, 2006 to September 30, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit card receivables, dealer floor plans, retail installment contracts and manufactured housing contracts that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, excluding criteria 1122(d)(1)(ii)-(iv), 1122(d)(2)(iii), 1122(d)(2)(vi), 1122(d)(4)(i)-(ii), and 1122(d)(4)(iv)-(xiv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following material noncompliance with the servicing criteria set forth in Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB applicable to the Company during the period from January 1, 2006 to September 30, 2006. Certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to the amounts due to certain investors.

In our opinion, except for the material noncompliance described in the preceding paragraph, JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended September 30, 2006 for the Platform, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 14, 2007



             Report of Independent Registered Public Accounting Firm

To the Board of Directors of JPMorgan Chase Bank, National Association

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d)of the Securities and Exchange Commission's Regulation AB as of December 31, 2006 and for the period from October 1, 2006 to December 31, 2006 (the "Reporting Period") for the asset-backed securities transactions backed by residential mortgages, home equity loans, auto loans, credit cards, dealer floor plans, retail installment contracts and manufactured housing contacts, that were registered with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(i)-(iv), 1122(d)(2)(i)-(vi), 1122(d)(3)(i)-(iv) and 1122(d)(4)(i)-(xv), which the Company has determined are not applicable to the servicing activities performed by it with respect to the Platform. Appendix A to management's assertion identifies the individual asset-backed transactions and securities defined by management as constituting the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset- backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the JPMorgan Chase Bank, National Association complied with the aforementioned applicable servicing criteria as of and for the period ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP
-------------------------------
New York, New York
March 12, 2007

                                  EXHIBIT 34.7
                                ----------------
         Annual Independent Accountant's Report in Respect of Servicing
                      for the year ended December 31, 2006
                            (MSX International, Inc.)



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
MSX International, Inc.

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria ('Management's Report'), that MSX International, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the U.S. Securities and Exchange Commission's Regulation AB for the publicly issued asset-backed securities issued on or after January 1, 2006, pursuant to the Service Level agreement between Ford Motor Credit Company ("FMCC") (the "Agreement") and the Company as of and for the year ended December 31, 2006, excluding all criteria, with the exception of Items 1122 (d) (4) (i) and 1122 (d) (4) (ii), which management has determined are not applicable to the activities performed by the Company with respect to the Agreement. The Agreement consists of the servicing requirements defined by management in Management's Report. Management is responsible for the Company's compliance with the applicable servicing criteria between FMCC and the Company. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria of the Agreement based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria of the Agreement and performing such other procedures as we considered necessary in the circumstances. Our examination included testing selected requirements included in the Agreement and evaluating whether the Company performed the service requirements in compliance with the Agreement for the period covered by this report. Accordingly, our testing may not have included servicing activities related to each requirement in the Agreement. Further, our examination was not designed to detect material noncompliance that may have occurred prior to the period covered by this report and that may have affected the Company's servicing activities during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable servicing criteria.

In our opinion, management's assertion that MSX International, Inc. complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Agreement, is fairly stated, in all material respects.

/s/ Grant Thornton LLP
----------------------
Southfield, Michigan
March 19, 2007

                                  EXHIBIT 35.1
                                ----------------
         Annual Servicer's Statement as to Compliance for the year ended
                                December 31, 2006
                        (Goldman Sachs Mortgage Company)

                          Servicer Compliance Statement

                            GS Auto Loan Trust 2006-1

                                 March 30, 2007

     I, Curtis Probst, Vice President and a duly authorized officer of Goldman Sachs Real Estate Funding Corp., the general partner of Goldman Sachs Mortgage Company, as Servicer (the "Servicer"), certify that:

(i) A review of the Servicer's activities during the period from August 2, 2006 to and including December 31, 2006 (the "Reporting Period"), and of its performance under the Sale and Servicing Agreement, dated as of August 2, 2006 (the "Sale and Servicing Agreement"), by and among GS Auto Loan Trust 2006-1, Goldman Sachs Asset Backed Securities Corp., JPMorgan Chase Bank, National Association and the Servicer, has been made under my supervision.

(ii) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Sale and Servicing Agreement in all material respects throughout the Reporting Period.

     IN WITNESS WHEREOF, the undersigned has executed this certificate as of the day and year first above written.


                    GOLDMAN SACHS MORTGAGE COMPANY, as Servicer

                    By: Goldman Sachs Real Estate Funding Corp., its general partner


                    By:    /s/ Curtis Probst
                           --------------------------------------------
                    Name:  Curtis Probst
                    Title: Vice President

                                  EXHIBIT 35.2
                                ----------------
         Annual Servicer's Statement as to Compliance for the year ended
                                December 31, 2006
                         (The Huntington National Bank)


                   SERVICER ANNUAL STATEMENT AS TO COMPLIANCE

        I, Timothy Barber certify that I am a duly elected senior vice president of The Huntington National Bank, a national banking association (the "Bank"), authorized to execute and deliver this certificate in the name and on behalf of the Bank, as required by Section 6.02 of the Servicing Agreement, dated as of August 2, 2006 (the "Servicing Agreement"), among the Bank, as servicer (in such capacity, the "Servicer"), and Goldman Sachs Mortgage Company, as master servicer, and further certify in the name of and behalf of the Servicer, that:

        1. A review of the activities of the Servicer and of the performance of its obligations under the Servicing Agreement during the period from August 2, 2006 to and including December 31, 2006 (the "Review Period") was conducted under the supervision of the undersigned.

        2. Based on my knowledge and such review, the Servicer has fulfilled its obligations under the Servicing Agreement during the applicable Review Period and there is no significant deficiency known by the undersigned with respect to the applicable Review Period which has not been disclosed herein.

        IN WITNESS WHEREOF, I have hereunto signed my name.



Dated: March 23, 2007                    By:    /s/ Timothy Barber
                                                ------------------------
                                         Name:  Timothy Barber
                                         Title: Senior Vice President

                                  EXHIBIT 35.3
                                ----------------
         Annual Servicer's Statement as to Compliance for the year ended
                                December 31, 2006
                           (Ford Motor Credit Company)


To:     GS Whole Loan Trust
        c/o Goldman, Sachs & Co.
        85 Broad Street
        New York, NY 10004


                         SERVICER COMPLIANCE STATEMENT

Pursuant to Section 3.11 of the Servicing Agreement, dated as of March 1, 2005 (the "Agreement"), among Ford Motor Credit Company (the "Company"), as Servicer (the "Servicer"), and GS Whole Loan Trust, the undersigned authorized officer of the Servicer does hereby state that:

(a) A review of the Servicer's activities and of its performance under the Agreement during the period from January 1, 2006 to December 31, 2006 has been made under my supervision.

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the aforementioned period.

                                        /s/ Daniel J. Gardetto
                                        -----------------------
                                        Daniel J. Gardetto
                                        Assistant Treasurer

Dated as of March 15, 2007