Form 10-K/A
period 2006-12-31
GS Auto Loan Trust 2006-1
filed 2007-08-31
CIK 1369690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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
              (Exact Name of Depositor as Specified in its Charter)

                         GOLDMAN SACHS MORTGAGE COMPANY
              (Exact Name of Sponsor as Specified in its Character)


State of Delaware                                            51-6577765
(State or Other Jurisdiction of Organization                 02-0678069
of the Registrant and the Issuing Entity)         (IRS Employer Identification
                                                  Nos of Issuing Entity and
                                                     Registrant, respectively)
85 Broad Street
New York, New York  10004
(Address of Principal Executive Offices)(Zip Code)

Registrant's Telephone Number, Including Area Code:  (212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes               No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes               No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer        Accelerated filer    Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes               No  [X]

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


         THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

         (A)     Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS

         (B)     Item 6. SELECTED FINANCIAL DATA

         (C)     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (D)     Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
                         ABOUT MARKET RISK

         (E)     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
                         DATA

         (F)     Item 9. CHANGES IN AND DISAGREEMENTS WITH
                         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (G)     Item 9A.CONTROLS AND PROCEDURES

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Servicer, JPMorgan Chase Bank, N.A. (the initial Indenture Trustee), The Bank of New York (the successor Indenture Trustee), Ford Motor Credit Company, MSX International, Inc., The Huntington National Bank, and Systems and Services Technologies, Inc. (collectively, the "Servicing Parties") have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a "Servicing Assessment Report"), which Servicing Assessment Reports are attached as exhibits to this Form 10-K/A. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K/A. None of the Servicing Assessment Reports nor the Attestation Reports provided by any of the Servicing Parties has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party, except as noted in the following paragraph.

As set forth in Exhibit 33.6A to this Form 10-K/A, JPMorgan Chase Bank, N.A., in its capacity as the initial Indenture Trustee for the Issuing Entity ("JPMorgan"), initially disclosed material instances of noncompliance with Item 1122(d) of Regulation AB and its action to remediate such noncompliance, in each case at the platform level. As set forth in Exhibit 33.6B to this Form 10-K/A, JPMorgan has notified the Depositor that the testing of Item 1122(d)(3)(i) and
(ii) by PricewaterhouseCoopers LLP was performed on investor reports related to selected transactions which did not include investor reports related to the GS Auto Loan Trust 2006-1 transaction and, as a result, neither JPMorgan nor PricewaterhouseCoopers LLP uncovered any errors or omissions relating to the GS Auto Loan Trust 2006-1 transaction in their examination of their platform.

As of October 1, 2006, The Bank of New York replaced substantially all of the functions performed by JPMorgan Chase Bank, National Association in its capacity as Indenture Trustee and such functions were transferred to and assumed by The Bank of New York.

ITEM 1123 OF REGULATION AB.  SERVICER COMPLIANCE STATEMENT.

The Servicer, Ford Motor Credit Company and The Huntington National Bank have each been identified by the Depositor as servicers with respect to the asset pool held by the Issuing Entity. Each of the Servicer, Ford Motor Credit Company and The Huntington National Bank has completed a statement of compliance with the applicable servicing agreement (each a "Compliance Statement"), in each case signed by an authorized officer of the applicable party. The Compliance Statements are attached as exhibits to this Form 10-K/A.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Depositor has duly caused this report to be signed on behalf of the undersigned, hereunto duly authorized.

Date: August 31, 2007                               GOLDMAN SACHS ASSET BACKED
                                                    SECURITIES CORP.


                                                    By:  /s/ Curtis Probst

                                                    Name: Curtis Probst
                                                    Title: Vice President*

                                                    * Curtis Probst is the
                                                    senior officer in charge of
                                                    securitization of Goldman
                                                    Sachs Asset Backed
                                                    Securities Corp.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

None.

                               INDEX TO EXHIBITS

--------------------- ----------------------------------------------------------
Exhibit No.           Document Description

--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 31.1 Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Depositor)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 33.1 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (Goldman Sachs Mortgage Company)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 33.2 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (The Huntington National Bank)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 33.3 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (Ford Motor Credit Company)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 33.4 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (Systems & Services Technologies, Inc.)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 33.5 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (Bank of
                      New York)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 33.6A Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (JPMorgan Chase Bank, N.A.)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 33.6B Letter from JPMorgan Chase Bank, N.A. to Goldman Sachs Asset Backed Securities Corp.
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 33.7 Report on Assessment with Compliance with Servicing Criteria for Asset-Backed Securities (MSX International, Inc.)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 34.1 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006
                      (Goldman Sachs Mortgage Company)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 34.2 Report of Independent Registered Public Accounting Firm in Respect of Servicing for the year ended December 31, 2006 (The Huntington National Bank)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 34.3 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006 (Ford Motor Credit Company)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 34.4 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006
                      (Systems & Services Technologies, Inc.)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 34.5 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006 (Bank of New York)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 34.6 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006
                      (JPMorgan Chase Bank, N.A.)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 34.7 Annual Independent Accountant's Report in Respect of Servicing for the year ended December 31, 2006 (MSX International, Inc.)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 35.1 Annual Servicer's Statement as to Compliance for the year ended December 31, 2006 (Goldman Sachs Mortgage Company)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 35.2 Annual Servicer's Statement as to Compliance for the year ended December 31, 2006 (The Huntington National Bank)
--------------------- ----------------------------------------------------------
--------------------- ----------------------------------------------------------
Exhibit 35.3 Annual Servicer's Statement as to Compliance for the year ended December 31, 2006 (Ford Motor Credit Company)
--------------------- ----------------------------------------------------------